Form 10-K
period 2020-12-31
CITIGROUP COMMERCIAL MORTGAGE TRUST 2019-C7
filed 2021-03-31
CIK 1794303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Citi Real Estate Funding Inc.

(Central Index Key Number: 0001701238)

Ladder Capital Finance LLC

(Central Index Key Number: 0001541468)

Starwood Mortgage Capital LLC

(Central Index Key Number: 0001548405)

LMF Commercial, LLC (f/k/a Rialto Mortgage Finance, LLC)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐  Yes    ☒  No

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

Omitted.

Item 14. Principal Accountant Fees and Services.

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

Item 1117 of Regulation AB

Disclosure from Wells Fargo Bank, National Association, as custodian under (i) the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan is serviced and (ii) the MSC 2019-L3 PSA pursuant to which the Wells Fargo Place mortgage loan is serviced:

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts. The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue. On May 6, 2019, the court entered an order approving the settlement agreement. Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.

In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches.

With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

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

4.2

Trust and Servicing Agreement, dated as of December 8, 2019 (the “MAD 2019-650M TSA”), by and among Citigroup Commercial Mortgage Securities Inc., as depositor, KeyBank National Association, as servicer, LNR Partners, LLC, as special servicer, Citibank, N.A., as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A dated December 19, 2019, and filed by the registrant on June 8, 2020 under Commission File No. 333-228597-05, and is incorporated by reference herein)[2].

[1]

Effective as of May 7, 2020, LNR Partners, LLC was terminated as the special servicer under the CGCMT 2019-C7 PSA with respect to the 805 Third Avenue loan combination and BREF Partners Special Servicer LLC was appointed as successor special servicer under the CGCMT 2019-C7 PSA with respect to the 805 Third Avenue loan combination, as disclosed in the Current Report on Form 8-K dated May 7, 2020 and filed by the registrant on May 7, 2020 under Commission File No. 333-228597-05.  The 805 Third Avenue loan combination comprises the 805 Third Avenue mortgage loan which is included in, and represented approximately 4.4% of the initial pool balance of, the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The 805 Third Avenue loan combination and the related companion loan(s) are serviced pursuant to the CGCMT 2019-C7 PSA.

[2]

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

4.4

Pooling and Servicing Agreement, dated as of December 1, 2019 (the “Benchmark 2019-B15 PSA”), by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer and special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Citibank N.A., as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K dated December 19, 2019, and filed by the registrant on December 19, 2019 under Commission File No. 333-228597-05, and is incorporated by reference herein)[4].

4.5

Pooling and Servicing Agreement, dated as of November 1, 2019 (the “MSC 2019-L3 PSA”), by and among Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as general special servicer, Situs Holdings, LLC, as ILPT Industrial Portfolio Special Servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K dated December 19, 2019, and filed by the registrant on December 19, 2019 under Commission File No. 333-228597-05, and is incorporated by reference herein).[5]

31	Rule 15d-14(d) Certification
33	Reports on assessment of compliance with servicing criteria for asset-backed securities.[6]

[3]

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

[4]

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

[5]

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

[6]

Pursuant to Instruction 3 to Item 1122 of Regulation AB, the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) BREF Partners Special Servicer LLC, as special servicer for the 805 Third Avenue mortgage loan on and after May 7, 2020 under the CGCMT 2019-C7 PSA, (ii) Park Bridge Lender Services LLC, as operating advisor under the Benchmark 2019-B15 PSA pursuant to which the Austin Landing Mixed-Use mortgage loan is serviced and as operating advisor under the MSC 2019-L3 PSA pursuant to which the Wells Fargo Place mortgage loan is serviced, and (iii) KeyBank National Association, as servicer under the MAD 2019-650M TSA pursuant to which the 650 Madison Avenue mortgage loan is serviced, are not included in this report on Form 10-K because each of BREF Partners Special Servicer LLC, Park Bridge Lender services LLC and KeyBank National Association performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity. This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Wells Fargo Bank, National Association as certificate administrator under the Benchmark 2019-B14 PSA and the MSC 2019-L3 PSA, because the certificate administrator under each such pooling and servicing agreement does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity.

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
33.8

Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer under the MAD 2019-650M TSA pursuant to which the 650 Madison Avenue mortgage loan is serviced (see Exhibit 33.2)

33.9

Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator and custodian under the MAD 2019-650M TSA pursuant to which the 650 Madison Avenue mortgage loan is serviced (see Exhibit 33.4)

33.10

Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant under the MAD 2019-650M TSA pursuant to which the 650 Madison Avenue mortgage loan is serviced (see Exhibit 33.5)

33.11

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan is serviced

33.12

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan is serviced (see Exhibit 33.11)

33.13

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan is serviced (see Exhibit 33.3)

33.14	[Reserved]
33.15

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan is serviced

33.16

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2019-B15 PSA pursuant to which the Austin Landing Mixed-Use mortgage loan is serviced (see Exhibit 33.11)

33.17

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer under the Benchmark 2019-B15 PSA pursuant to which the Austin Landing Mixed-Use mortgage loan is serviced (see Exhibit 33.11)

33.18

Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator and custodian under the Benchmark 2019-B15 PSA pursuant to which the Austin Landing Mixed-Use mortgage loan is serviced (see Exhibit 33.4)

33.19

Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant under the Benchmark 2019-B15 PSA pursuant to which the Austin Landing Mixed-Use mortgage loan is serviced (see Exhibit 33.5)

33.20

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer under the MSC 2019-L3 PSA pursuant to which the Wells Fargo Place mortgage loan is serviced (see Exhibit 33.1)

33.21

Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer under the MSC 2019-L3 PSA pursuant to which the Wells Fargo Place mortgage loan is serviced (see Exhibit 33.2)

33.22	[Reserved]
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
34.8

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer under the MAD 2019-650M TSA pursuant to which the 650 Madison Avenue mortgage loan is serviced (see Exhibit 34.2)

34.9

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator and custodian under the MAD 2019-650M TSA pursuant to which the 650 Madison Avenue mortgage loan is serviced (see Exhibit 34.4)

34.10

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant under the MAD 2019-650M TSA pursuant to which the 650 Madison Avenue mortgage loan is serviced (see Exhibit 34.5)

34.11

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan is serviced

34.12

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan is serviced (see Exhibit 34.11)

34.13

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan is serviced (see Exhibit 34.3)

34.14	[Reserved]
34.15

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan is serviced

34.16

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2019-B15 PSA pursuant to which the Austin Landing Mixed-Use mortgage loan is serviced (see Exhibit 34.11)

34.17

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer under the Benchmark 2019-B15 PSA pursuant to which the Austin Landing Mixed-Use mortgage loan is serviced (see Exhibit 34.11)

34.18

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator and custodian under the Benchmark 2019-B15 PSA pursuant to which the Austin Landing Mixed-Use mortgage loan is serviced (see Exhibit 34.4)

34.19

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant under the Benchmark 2019-B15 PSA pursuant to which the Austin Landing Mixed-Use mortgage loan is serviced (see Exhibit 34.5)

34.20

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer under the MSC 2019-L3 PSA pursuant to which the Wells Fargo Place mortgage loan is serviced (see Exhibit 34.1)

34.21

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as general special servicer under the MSC 2019-L3 PSA pursuant to which the Wells Fargo Place mortgage loan is serviced (see Exhibit 34.2)

34.22	[Reserved]
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

35	Servicer compliance statements.[7]
35.1	Servicer Compliance Statement, Wells Fargo Bank, National Association, as master servicer
35.2	Servicer Compliance Statement, LNR Partners, LLC, as special servicer
35.3	Servicer Compliance Statement, Citibank, N.A., as certificate administrator
35.4	Servicer Compliance Statement, LNR Partners, LLC, as special servicer under the MAD 2019-650M TSA pursuant to which the 650 Madison Avenue mortgage loan is serviced (see Exhibit 35.2)
35.5	Servicer Compliance Statement, Wells Fargo Bank, National Association, as master servicer under the MSC 2019-L3 PSA pursuant to which the Wells Fargo Place mortgage loan is serviced (see Exhibit 35.1)
35.6	Servicer Compliance Statement, LNR Partners, LLC, as special servicer under the MSC 2019-L3 PSA pursuant to which the Wells Fargo Place mortgage loan is serviced (see Exhibit 35.2)
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

99.3

Mortgage Loan Purchase Agreement, dated as of December 1, 2019, between LMF Commercial, LLC (f/k/a Rialto Mortgage Finance, LLC) and Citigroup Commercial Mortgage Securities Inc., pursuant to which LMF Commercial, LLC (f/k/a Rialto Mortgage Finance, LLC) sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K dated December 19, 2019, and filed by the registrant on December 19, 2019 under Commission File No. 333-228597-05, and is incorporated by reference herein).

[7]

This annual report on Form 10-K does not include the servicer compliance statements of (i) BREF Partners Special Servicer LLC as special servicer for the 805 Third Avenue mortgage loan on and after May 7, 2020 under the CGCMT 2019-C7 PSA, (ii) KeyBank National Association, as servicer under the MAD 2019-650M TSA pursuant to which the 650 Madison Avenue mortgage loan is serviced, (iii) Midland Loan Services, a Division of PNC Bank National Association, as master servicer and special servicer under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan is serviced and (iv) Midland Loan Services, a Division of PNC Bank National Association, as master servicer and special servicer under the Benchmark 2019-B15 PSA pursuant to which the Austin Landing Mixed-Use mortgage loan is serviced, because each of BREF Partners Special Servicer LLC, KeyBank National Association and Midland Loan Services, a Division of PNC Bank, National Association is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB. This annual report on Form 10-K does not include the servicer compliance statements of (i) Citibank, N.A., as certificate administrator under the MAD 2019-650M TSA and the Benchmark 2019-B15 PSA and (ii) Wells Fargo Bank, National Association, as certificate administrator under the Benchmark 2019-B14 PSA and the MSC 2019-L3 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

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

Date: March 31, 2021

Citigroup Commercial Mortgage Securities Inc.

(Depositor)

/s/ Richard Simpson
Richard Simpson, President