Form 10-K
period 2021-12-31
CITIGROUP COMMERCIAL MORTGAGE TRUST 2019-C7
filed 2022-03-30
CIK 1794303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Item 6. [Reserved]

Omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8. Financial Statements and Supplementary Data.

Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A. Controls and Procedures.

Omitted.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

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

Item 1117 of Regulation AB

Disclosure from Wells Fargo Bank, National Association (“Wells Fargo Bank”), (i) as custodian and trustee under (i) the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan is serviced and (ii) as custodian under the MSC 2019-L3 PSA pursuant to which the Wells Fargo Place mortgage loan is serviced:

In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration (NCUA) filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, alleging claims against Wells Fargo Bank in its capacity as trustee for a number of residential mortgage-backed securities trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Wells Fargo Bank previously settled two class action lawsuits with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively. In addition, Park Royal I LLC and Park Royal II LLC have filed complaints in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation. In March 2021, the Company entered into an agreement to resolve the case filed by the NCUA.

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

Item 15. Exhibits and Financial Statement Schedules.

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

4.4

Pooling and Servicing Agreement, dated as of December 1, 2019 (the “Benchmark 2019-B15 PSA”), by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as a special servicer solely with respect to the Austin Landing Mixed-Use loan combination, LNR Partners, LLC, as a special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Citibank N.A., as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K dated December 19, 2019, and filed by the registrant on December 19, 2019 under Commission File No. 333-228597-05, and is incorporated by reference herein)[4].

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

[6]

Pursuant to Instruction 3 to Item 1122 of Regulation AB, the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) BREF Partners Special Servicer LLC, as special servicer for the 805 Third Avenue mortgage loan under the CGCMT 2019-C7 PSA, (ii) Park Bridge Lender Services LLC, as operating advisor under the Benchmark 2019-B15 PSA pursuant to which the Austin Landing Mixed-Use mortgage loan is serviced and as operating advisor under the MSC 2019-L3 PSA pursuant to which the Wells Fargo Place mortgage loan is serviced, and (iii) KeyBank National Association, as servicer under the MAD 2019-650M TSA pursuant to which the 650 Madison Avenue mortgage loan is serviced, are not included in this report on Form 10-K because each of BREF Partners Special Servicer LLC, Park Bridge Lender services LLC and KeyBank National Association performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity. This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Wells Fargo Bank, National Association as certificate administrator under the Benchmark 2019-B14 PSA and the MSC 2019-L3 PSA, because the certificate administrator under each such pooling and servicing agreement does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity. This annual report on Form 10-K does not include the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Wilmington Trust, National Association, as trustee under the MAD 2019-650M TSA, because Wilmington Trust, National Association did not make, and was not required to make, an advance under the MAD 2019-650M TSA during the year ended December 31, 2021 and, pursuant to the terms of the MAD 2019-650M TSA, the trustee is not required to provide assessment of compliance with applicable servicing criteria and attestation report on assessment of compliance with servicing criteria with respect to any period during which the trustee has not made, and is not required to make, an advance.

33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer
33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer
33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor
33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator
33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant
33.6	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant
33.7

Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer under the MAD 2019-650M TSA pursuant to which the 650 Madison Avenue mortgage loan is serviced (see Exhibit 33.2)

33.8

Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator and custodian under the MAD 2019-650M TSA pursuant to which the 650 Madison Avenue mortgage loan is serviced (see Exhibit 33.4)

33.9

Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant under the MAD 2019-650M TSA pursuant to which the 650 Madison Avenue mortgage loan is serviced (see Exhibit 33.5)

33.10

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan is serviced

33.11

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan is serviced (see Exhibit 33.10)

33.12

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan is serviced (see Exhibit 33.3)

33.13a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan is serviced

33.13b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan is serviced

33.14

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2019-B15 PSA pursuant to which the Austin Landing Mixed-Use mortgage loan is serviced (see Exhibit 33.10)

33.15

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer with respect to the Austin Landing Mixed-Use loan combination under the Benchmark 2019-B15 PSA pursuant to which the Austin Landing Mixed-Use mortgage loan is serviced (see Exhibit 33.10)

33.16

Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator and custodian under the Benchmark 2019-B15 PSA pursuant to which the Austin Landing Mixed-Use mortgage loan is serviced (see Exhibit 33.4)

33.17

Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant under the Benchmark 2019-B15 PSA pursuant to which the Austin Landing Mixed-Use mortgage loan is serviced (see Exhibit 33.5)

33.18

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer under the MSC 2019-L3 PSA pursuant to which the Wells Fargo Place mortgage loan is serviced (see Exhibit 33.1)

33.19

Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer under the MSC 2019-L3 PSA pursuant to which the Wells Fargo Place mortgage loan is serviced (see Exhibit 33.2)

33.20a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the MSC 2019-L3 PSA pursuant to which the Wells Fargo Place mortgage loan is serviced (see Exhibit 33.13a)

33.20b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the MSC 2019-L3 PSA pursuant to which the Wells Fargo Place mortgage loan is serviced (see Exhibit 33.13b)

33.21

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the MSC 2019-L3 PSA pursuant to which the Wells Fargo Place mortgage loan is serviced (see Exhibit 33.6)

33.22	Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the CGCMT 2019-C7 PSA
33.23a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan is serviced

33.23b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan is serviced

33.24

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the Benchmark 2019-B15 PSA pursuant to which the Austin Landing Mixed-Use mortgage loan is serviced (see Exhibit 33.22)

33.25

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the MSC 2019-L3 PSA pursuant to which the Wells Fargo Place mortgage loan is serviced (see Exhibit 33.22)

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.
34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer
34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer
34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor
34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator
34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant
34.6	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant
34.7

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer under the MAD 2019-650M TSA pursuant to which the 650 Madison Avenue mortgage loan is serviced (see Exhibit 34.2)

34.8

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator and custodian under the MAD 2019-650M TSA pursuant to which the 650 Madison Avenue mortgage loan is serviced (see Exhibit 34.4)

34.9

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant under the MAD 2019-650M TSA pursuant to which the 650 Madison Avenue mortgage loan is serviced (see Exhibit 34.5)

34.10

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan is serviced

34.11

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan is serviced (see Exhibit 34.10)

34.12

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan is serviced (see Exhibit 34.3)

34.13a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan is serviced

34.13b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan is serviced

34.14

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2019-B15 PSA pursuant to which the Austin Landing Mixed-Use mortgage loan is serviced (see Exhibit 34.10)

34.15

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer with respect to the Austin Landing Mixed-Use loan combination under the Benchmark 2019-B15 PSA pursuant to which the Austin Landing Mixed-Use mortgage loan is serviced (see Exhibit 34.10)

34.16

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator and custodian under the Benchmark 2019-B15 PSA pursuant to which the Austin Landing Mixed-Use mortgage loan is serviced (see Exhibit 34.4)

34.17

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant under the Benchmark 2019-B15 PSA pursuant to which the Austin Landing Mixed-Use mortgage loan is serviced (see Exhibit 34.5)

34.18

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer under the MSC 2019-L3 PSA pursuant to which the Wells Fargo Place mortgage loan is serviced (see Exhibit 34.1)

34.19

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as general special servicer under the MSC 2019-L3 PSA pursuant to which the Wells Fargo Place mortgage loan is serviced (see Exhibit 34.2)

34.20a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the MSC 2019-L3 PSA pursuant to which the Wells Fargo Place mortgage loan is serviced (see Exhibit 34.13a)

34.20b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the MSC 2019-L3 PSA pursuant to which the Wells Fargo Place mortgage loan is serviced (see Exhibit 34.13b)

34.21

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the MSC 2019-L3 PSA pursuant to which the Wells Fargo Place mortgage loan is serviced (see Exhibit 34.6)

34.22	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the CGCMT 2019-C7 PSA
34.23a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan is serviced

34.23b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan is serviced

34.24

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the Benchmark 2019-B15 PSA pursuant to which the Austin Landing Mixed-Use mortgage loan is serviced (see Exhibit 34.22)

34.25

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the MSC 2019-L3 PSA pursuant to which the Wells Fargo Place mortgage loan is serviced (see Exhibit 34.22)

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

[7]

This annual report on Form 10-K does not include the servicer compliance statements of (i) BREF Partners Special Servicer LLC as special servicer for the 805 Third Avenue mortgage loan under the CGCMT 2019-C7 PSA, (ii) KeyBank National Association, as servicer under the MAD 2019-650M TSA pursuant to which the 650 Madison Avenue mortgage loan is serviced, (iii) Midland Loan Services, a Division of PNC Bank National Association, as master servicer and special servicer under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan is serviced and (iv) Midland Loan Services, a Division of PNC Bank National Association, as master servicer and a special servicer under the Benchmark 2019-B15 PSA pursuant to which the Austin Landing Mixed-Use mortgage loan is serviced, because each of BREF Partners Special Servicer LLC, KeyBank National Association and Midland Loan Services, a Division of PNC Bank, National Association is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB. This annual report on Form 10-K does not include the servicer compliance statements of (i) Citibank, N.A., as certificate administrator under the MAD 2019-650M TSA and the Benchmark 2019-B15 PSA and (ii) Wells Fargo Bank, National Association, as certificate administrator under the Benchmark 2019-B14 PSA and the MSC 2019-L3 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

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

Date: March 30, 2022

Citigroup Commercial Mortgage Securities Inc.

(Depositor)

/s/ Richard Simpson
Richard Simpson, President