Form 10-K
period 2022-12-31
CITIGROUP COMMERCIAL MORTGAGE TRUST 2019-C7
filed 2023-03-31
CIK 1794303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

388 Greenwich Street Trading, 4th Floor

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. 

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

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

Not Applicable

EXPLANATORY NOTES

1 Effective as of May 7, 2020, LNR Partners, LLC was terminated as the special servicer under the CGCMT 2019-C7 PSA with respect to the 805 Third Avenue loan combination and BREF Partners Special Servicer LLC was appointed as successor special servicer under the CGCMT 2019-C7 PSA with respect to the 805 Third Avenue loan combination, as disclosed in the Current Report on Form 8-K dated May 7, 2020 and filed by the registrant on May 7, 2020 under Commission File No. 333-228597-05. The 805 Third Avenue loan combination comprises the 805 Third Avenue mortgage loan which is included in, and represented approximately 4.4% of the initial pool balance of, the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 805 Third Avenue loan combination and the related companion loan(s) are serviced pursuant to the CGCMT 2019-C7 PSA.

2 The 650 Madison Avenue mortgage loan, which represented approximately 4.4% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 650 Madison Avenue mortgage loan and the related companion loan(s) are serviced pursuant to the MAD 2019-650M TSA.

3 The Harvey Building Products mortgage loan, which represented approximately 3.5% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Harvey Building Products mortgage loan and the related companion loan(s) are serviced pursuant to the Benchmark 2019-B14 PSA.

4 The Austin Landing Mixed-Use mortgage loan, which represented approximately 3.4% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Austin Landing Mixed-Use mortgage loan and the related companion loan(s) are serviced pursuant to the Benchmark 2019-B15 PSA.

5 The Wells Fargo Place mortgage loan, which represented approximately 0.9% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Wells Fargo Place mortgage loan and the related companion loan(s) are serviced pursuant to the MSC 2019-L3 PSA.

6 Pursuant to Instruction 3 to Item 1122 of Regulation AB, the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) BREF Partners Special Servicer LLC, as special servicer for the 805 Third Avenue mortgage loan under the CGCMT 2019-C7 PSA, (ii) Park Bridge Lender Services LLC, as operating advisor under the Benchmark 2019-B15 PSA pursuant to which the Austin Landing Mixed-Use mortgage loan is serviced and as operating advisor under the MSC 2019-L3 PSA pursuant to which the Wells Fargo Place mortgage loan is serviced, and (iii) KeyBank National Association, as servicer under the MAD 2019-650M TSA pursuant to which the 650 Madison Avenue mortgage loan is serviced, are not included in this report on Form 10-K because each of BREF Partners Special Servicer LLC, Park Bridge Lender services LLC and KeyBank National Association performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity. This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Wells Fargo Bank, National Association as certificate administrator under the Benchmark 2019-B14 PSA and the MSC 2019-L3 PSA, because the certificate administrator under each such pooling and servicing agreement does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity. This annual report on Form 10-K does not include the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Wilmington Trust, National Association, as trustee under the MAD 2019-650M TSA, because Wilmington Trust, National Association did not make, and was not required to make, an advance under the MAD 2019-650M TSA during the year ended December 31, 2022 and, pursuant to the terms of the MAD 2019-650M TSA, the trustee is not required to provide assessment of compliance with applicable servicing criteria and attestation report on assessment of compliance with servicing criteria with respect to any period during which the trustee has not made, and is not required to make, an advance.

7 This annual report on Form 10-K does not include the servicer compliance statements of (i) BREF Partners Special Servicer LLC as special servicer for the 805 Third Avenue mortgage loan under the CGCMT 2019-C7 PSA, (ii) KeyBank National Association, as servicer under the MAD 2019-650M TSA pursuant to which the 650 Madison Avenue mortgage loan is serviced, (iii) Midland Loan Services, a Division of PNC Bank National Association, as master servicer and special servicer under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan is serviced and (iv) Midland Loan Services, a Division of PNC Bank National Association, as master servicer and a special servicer under the Benchmark 2019-B15 PSA pursuant to which the Austin Landing Mixed-Use mortgage loan is serviced, because each of BREF Partners Special Servicer LLC, KeyBank National Association and Midland Loan Services, a Division of PNC Bank, National Association is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB. This annual report on Form 10-K does not include the servicer compliance statements of (i) Citibank, N.A., as certificate administrator under the MAD 2019-650M TSA and the Benchmark 2019-B15 PSA and (ii) Wells Fargo Bank, National Association, as

certificate administrator under the Benchmark 2019-B14 PSA and the MSC 2019-L3 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. The Company previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations. In addition, Park Royal I LLC and Park Royal II LLC have filed substantially similar lawsuits in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation.

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
4.1

Pooling and Servicing Agreement, dated as of December 1, 2019 (the “CGCMT 2019-C7 PSA”), by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, Citibank, N.A., as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A dated December 19, 2019, and filed by the registrant on January 3, 2020 under Commission File No. 333-228597-05, and is incorporated by reference herein). (see Explanatory Note #1)

4.2

Trust and Servicing Agreement, dated as of December 8, 2019 (the “MAD 2019-650M TSA”), by and among Citigroup Commercial Mortgage Securities Inc., as depositor, KeyBank National Association, as servicer, LNR Partners, LLC, as special servicer, Citibank, N.A., as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A dated December 19, 2019, and filed by the registrant on June 8, 2020 under Commission File No. 333-228597-05, and is incorporated by reference herein). (see Explanatory Note #2)

4.3

Pooling and Servicing Agreement, dated as of November 1, 2019 (the “Benchmark 2019-B14 PSA”), by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer and special servicer, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, and Wells Fargo Bank, National Association, as certificate administrator and trustee (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K dated December 19, 2019, and filed by the registrant on December 19, 2019 under Commission File No. 333-228597-05, and is incorporated by reference herein). (see Explanatory Note #3)

4.4

Pooling and Servicing Agreement, dated as of December 1, 2019 (the “Benchmark 2019-B15 PSA”), by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as a special servicer solely with respect to the Austin Landing Mixed-Use loan combination, LNR Partners, LLC, as a special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Citibank N.A., as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K dated December 19, 2019, and filed by the registrant on December 19, 2019 under Commission File No. 333-228597-05, and is incorporated by reference herein). (see Explanatory Note #4)

4.5

Pooling and Servicing Agreement, dated as of November 1, 2019 (the “MSC 2019-L3 PSA”), by and among Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as general special servicer, Situs Holdings, LLC, as ILPT Industrial Portfolio Special Servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K dated December 19, 2019, and filed by the registrant on December 19, 2019 under Commission File No. 333-228597-05, and is incorporated by reference herein).  (see Explanatory Note #5)

31	Rule 15d-14(d) Certification

33	Reports on assessment of compliance with servicing criteria for asset-backed securities. (see Explanatory Note #6)

33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer

33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant

33.6	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant

33.7	Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the CGCMT 2019-C7 PSA

33.8

Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer under the MAD 2019-650M TSA pursuant to which the 650 Madison Avenue mortgage loan is serviced (see Exhibit 33.2)

33.9

Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator and custodian under the MAD 2019-650M TSA pursuant to which the 650 Madison Avenue mortgage loan is serviced (see Exhibit 33.4)

33.10

Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant under the MAD 2019-650M TSA pursuant to which the 650 Madison Avenue mortgage loan is serviced (see Exhibit 33.5)

33.11

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan is serviced

33.12

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan is serviced (see Exhibit 33.11)

33.13

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan is serviced (see Exhibit 33.3)

33.14a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan is serviced

33.14b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan is serviced

33.15a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan is serviced

33.15b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan is serviced

33.16

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2019-B15 PSA pursuant to which the Austin Landing Mixed-Use mortgage loan is serviced (see Exhibit 33.11)

33.17

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer with respect to the Austin Landing Mixed-Use loan combination under the Benchmark 2019-B15 PSA pursuant to which the Austin Landing Mixed-Use mortgage loan is serviced (see Exhibit 33.11)

33.18

Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator and custodian under the Benchmark 2019-B15 PSA pursuant to which the Austin Landing Mixed-Use mortgage loan is serviced (see Exhibit 33.4)

33.19

Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant under the Benchmark 2019-B15 PSA pursuant to which the Austin Landing Mixed-Use mortgage loan is serviced (see Exhibit 33.5)

33.20

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the Benchmark 2019-B15 PSA pursuant to which the Austin Landing Mixed-Use mortgage loan is serviced (see Exhibit 33.7)

33.21

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer under the MSC 2019-L3 PSA pursuant to which the Wells Fargo Place mortgage loan is serviced (see Exhibit 33.1)

33.22

Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer under the MSC 2019-L3 PSA pursuant to which the Wells Fargo Place mortgage loan is serviced (see Exhibit 33.2)

33.23a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the MSC 2019-L3 PSA pursuant to which the Wells Fargo Place mortgage loan is serviced (see Exhibit 33.14a)

33.23b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the MSC 2019-L3 PSA pursuant to which the Wells Fargo Place mortgage loan is serviced (see Exhibit 33.14b)

33.24

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the MSC 2019-L3 PSA pursuant to which the Wells Fargo Place mortgage loan is serviced (see Exhibit 33.6)

33.25

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the MSC 2019-L3 PSA pursuant to which the Wells Fargo Place mortgage loan is serviced (see Exhibit 33.7)

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

34.8

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer under the MAD 2019-650M TSA pursuant to which the 650 Madison Avenue mortgage loan is serviced (see Exhibit 34.2)

34.9

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator and custodian under the MAD 2019-650M TSA pursuant to which the 650 Madison Avenue mortgage loan is serviced (see Exhibit 34.4)

34.10

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant under the MAD 2019-650M TSA pursuant to which the 650 Madison Avenue mortgage loan is serviced (see Exhibit 34.5)

34.11

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan is serviced

34.12

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan is serviced (see Exhibit 34.11)

34.13

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan is serviced (see Exhibit 34.3)

34.14a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan is serviced

34.14b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan is serviced

34.15a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan is serviced

34.15b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan is serviced

34.16

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2019-B15 PSA pursuant to which the Austin Landing Mixed-Use mortgage loan is serviced (see Exhibit 34.11)

34.17

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer with respect to the Austin Landing Mixed-Use loan combination under the Benchmark 2019-B15 PSA pursuant to which the Austin Landing Mixed-Use mortgage loan is serviced (see Exhibit 34.11)

34.18

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator and custodian under the Benchmark 2019-B15 PSA pursuant to which the Austin Landing Mixed-Use mortgage loan is serviced (see Exhibit 34.4)

34.19

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant under the Benchmark 2019-B15 PSA pursuant to which the Austin Landing Mixed-Use mortgage loan is serviced (see Exhibit 34.5)

34.20

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the Benchmark 2019-B15 PSA pursuant to which the Austin Landing Mixed-Use mortgage loan is serviced (see Exhibit 34.7)

34.21

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer under the MSC 2019-L3 PSA pursuant to which the Wells Fargo Place mortgage loan is serviced (see Exhibit 34.1)

34.22

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as general special servicer under the MSC 2019-L3 PSA pursuant to which the Wells Fargo Place mortgage loan is serviced (see Exhibit 34.2)

34.23a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the MSC 2019-L3 PSA pursuant to which the Wells Fargo Place mortgage loan is serviced (see Exhibit 34.14a)

34.23b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the MSC 2019-L3 PSA pursuant to which the Wells Fargo Place mortgage loan is serviced (see Exhibit 34.14b)

34.24

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the MSC 2019-L3 PSA pursuant to which the Wells Fargo Place mortgage loan is serviced (see Exhibit 34.6)

34.25

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the MSC 2019-L3 PSA pursuant to which the Wells Fargo Place mortgage loan is serviced (see Exhibit 34.7)

35	Servicer compliance statements. (see Explanatory Note #7)

35.1	Servicer Compliance Statement, Wells Fargo Bank, National Association, as master servicer
35.2	Servicer Compliance Statement, LNR Partners, LLC, as special servicer

35.3	Servicer Compliance Statement, Citibank, N.A., as certificate administrator

35.4	Servicer Compliance Statement, LNR Partners, LLC, as special servicer under the MAD 2019-650M TSA pursuant to which the 650 Madison Avenue mortgage loan is serviced (see Exhibit 35.2)

35.5	Servicer Compliance Statement, Wells Fargo Bank, National Association, as master servicer under the MSC 2019-L3 PSA pursuant to which the Wells Fargo Place mortgage loan is serviced (see Exhibit 35.1)

35.6	Servicer Compliance Statement, LNR Partners, LLC, as special servicer under the MSC 2019-L3 PSA pursuant to which the Wells Fargo Place mortgage loan is serviced (see Exhibit 35.2)

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

Date: March 31, 2023

Citigroup Commercial Mortgage Securities Inc.

(Depositor)

/s/ Richard Simpson
Richard Simpson, President