Form 10-K
period 2023-12-31
CITIGROUP COMMERCIAL MORTGAGE TRUST 2019-C7
filed 2024-03-28
CIK 1794303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

2 The 650 Madison Avenue mortgage loan, which represented approximately 4.4% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 650 Madison Avenue mortgage loan and the related companion loan(s) are serviced pursuant to the MAD 2019-650M TSA. Effective as of September 18, 2023, LNR Partners, LLC was terminated as the special servicer under the MAD 2019-650M TSA and 3650 REIT Loan Servicing LLC has been appointed to act as successor special servicer under the MAD 2019-650M TSA, as disclosed in the Current Report on Form 8-K filed by the registrant on September 18, 2023 under Commission File No. 333-228597-05.

3 The Harvey Building Products mortgage loan, which represented approximately 3.5% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Harvey Building Products mortgage loan and the related companion loan(s) are serviced pursuant to the Benchmark 2019-B14 PSA. Effective as of May 5, 2023, Midland Loan Services, a Division of PNC Bank, National Association was terminated as the special servicer (except with respect to the 225 Bush whole loan and The Essex whole loan) under the Benchmark 2019-B14 PSA and K-Star Asset Management LLC has been appointed to act as successor special servicer (except with respect to the 225 Bush whole loan and The Essex whole loan) under the Benchmark 2019-B14 PSA, as disclosed in the Current Report on Form 8-K filed by the registrant on May 5, 2023 under Commission File No. 333-228597-05.

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

6 Pursuant to Instruction 3 to Item 1122 of Regulation AB, the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) BREF Partners Special Servicer LLC, as special servicer for the 805 Third Avenue mortgage loan under the CGCMT 2019-C7 PSA, (ii) 3650 REIT Loan Servicing LLC, as special servicer on and after September 18, 2023 under the MAD 2019-650M TSA pursuant to which the 650 Madison Avenue mortgage loan is serviced, (iii) K-Star Asset Management, LLC, as special servicer on and after May 5, 2023 under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan is serviced, (iv) Park Bridge Lender Services LLC, as operating advisor under the Benchmark 2019-B15 PSA pursuant to which the Austin Landing Mixed-Use mortgage loan is serviced and as operating advisor under the MSC 2019-L3 PSA pursuant to which the Wells Fargo Place mortgage loan is serviced, and (v) KeyBank National Association, as servicer under the MAD 2019-650M TSA pursuant to which the 650 Madison Avenue mortgage loan is serviced, are not included in this report on Form 10-K because each of BREF Partners Special Servicer LLC, 3650 REIT Loan Servicing LLC, K-Star Asset Management, LLC, Park Bridge Lender services LLC and KeyBank National Association performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity. This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Wells Fargo Bank, National Association as certificate administrator under the Benchmark 2019-B14 PSA and the MSC 2019-L3 PSA, because the certificate administrator under each such pooling and servicing agreement does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity.

7 This annual report on Form 10-K does not include the servicer compliance statements of (i) BREF Partners Special Servicer LLC, as special servicer for the 805 Third Avenue mortgage loan under the CGCMT 2019-C7 PSA, (ii) KeyBank National Association, as servicer under the MAD 2019-650M TSA pursuant to which the 650 Madison Avenue mortgage loan is serviced, (iii) 3650 REIT Loan Servicing LLC, as special servicer on and after September 18, 2023 under the MAD 2019-650M TSA pursuant to which the 650 Madison Avenue mortgage loan is serviced, (iv) Midland Loan Services, a Division of PNC Bank National Association, as master servicer under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan is serviced, (v) Midland Loan Services, a Division of PNC Bank National Association, as special servicer prior to May 5, 2023 under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan is serviced, (vi) K-Star Asset Management LLC, as special servicer on and after May 5, 2023 under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan is serviced, and (vii) Midland Loan Services, a Division of PNC Bank National Association, as master servicer and a special servicer under the Benchmark 2019-B15 PSA pursuant to which the Austin Landing Mixed-Use mortgage loan is serviced, because each of BREF Partners Special Servicer LLC, KeyBank National Association, 3650 REIT Loan Servicing LLC, Midland Loan Services, a Division of PNC Bank, National Association and K-Star Asset Management LLC is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB. This annual report on Form 10-K does not include the servicer compliance statements of (i) Citibank, N.A., as certificate administrator under the MAD 2019-650M TSA and the Benchmark 2019-B15 PSA and (ii) Wells Fargo Bank, National Association, as certificate administrator under the Benchmark 2019-B14 PSA and the MSC 2019-L3 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

PART I

Item 1. Business.

Omitted.

Item 1A. Risk Factors.

Omitted.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Omitted.

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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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
4.1

Pooling and Servicing Agreement, dated as of December 1, 2019 (the “CGCMT 2019-C7 PSA”), by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, Citibank, N.A., as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A dated December 19, 2019, and filed by the registrant on January 3, 2020 under Commission File No. 333-228597-05, and is incorporated by reference herein). (see Explanatory Note #1)

4.2

Trust and Servicing Agreement, dated as of December 8, 2019 (the “MAD 2019-650M TSA”), by and among Citigroup Commercial Mortgage Securities Inc., as depositor, KeyBank National Association, as servicer, 3650 REIT Loan Servicing LLC (as successor to LNR Partners, LLC), as special servicer, Citibank, N.A., as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form

8-K/A dated December 19, 2019, and filed by the registrant on June 8, 2020 under Commission File No. 333-228597-05, and is incorporated by reference herein). (see Explanatory Note #2)

4.3

Pooling and Servicing Agreement, dated as of November 1, 2019 (the “Benchmark 2019-B14 PSA”), by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer and a special servicer, K-Star Asset Management LLC (as successor to Midland Loan Services, a Division of PNC National Association), as a special servicer, Midland Loan Services, a Division of PNC National Association, as a special servicer, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, and Wells Fargo Bank, National Association, as certificate administrator and trustee (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K dated December 19, 2019, and filed by the registrant on December 19, 2019 under Commission File No. 333-228597-05, and is incorporated by reference herein). (see Explanatory Note #3)

4.4

Pooling and Servicing Agreement, dated as of December 1, 2019 (the “Benchmark 2019-B15 PSA”), by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as a special servicer solely with respect to the Austin Landing Mixed-Use loan combination, LNR Partners, LLC, as a special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Citibank N.A., as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K dated December 19, 2019, and filed by the registrant on December 19, 2019 under Commission File No. 333-228597-05, and is incorporated by reference herein). (see Explanatory Note #4)

4.5

Pooling and Servicing Agreement, dated as of November 1, 2019 (the “MSC 2019-L3 PSA”), by and among Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as general special servicer, Situs Holdings, LLC, as ILPT Industrial Portfolio Special Servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K dated December 19, 2019, and filed by the registrant on December 19, 2019 under Commission File No. 333-228597-05, and is incorporated by reference herein).  (see Explanatory Note #5)

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

33.8

Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer prior to September 18, 2023 under the MAD 2019-650M TSA pursuant to which the 650 Madison Avenue mortgage loan is serviced (see Exhibit 33.2)

33.9

Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator and custodian under the MAD 2019-650M TSA pursuant to which the 650 Madison Avenue mortgage loan is serviced (see Exhibit 33.4)

33.10

Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant under the MAD 2019-650M TSA pursuant to which the 650 Madison Avenue mortgage loan is serviced (see Exhibit 33.5)

33.11

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the MAD 2019-650M TSA pursuant to which the 650 Madison Avenue mortgage loan is serviced (see Exhibit 33.7)

33.12

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan is serviced

33.13

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer prior to May 5, 2023 under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan is serviced (see Exhibit 33.12)

33.14

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan is serviced (see Exhibit 33.3)

33.15a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan is serviced

33.15b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan is serviced

33.16a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan is serviced

33.16b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan is serviced

33.17

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2019-B15 PSA pursuant to which the Austin Landing Mixed-Use mortgage loan is serviced (see Exhibit 33.12)

33.18

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer with respect to the Austin Landing Mixed-Use loan combination under the Benchmark 2019-B15 PSA pursuant to which the Austin Landing Mixed-Use mortgage loan is serviced (see Exhibit 33.12)

33.19

Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator and custodian under the Benchmark 2019-B15 PSA pursuant to which the Austin Landing Mixed-Use mortgage loan is serviced (see Exhibit 33.4)

33.20

Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant under the Benchmark 2019-B15 PSA pursuant to which the Austin Landing Mixed-Use mortgage loan is serviced (see Exhibit 33.5)

33.21

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the Benchmark 2019-B15 PSA pursuant to which the Austin Landing Mixed-Use mortgage loan is serviced (see Exhibit 33.7)

33.22

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer under the MSC 2019-L3 PSA pursuant to which the Wells Fargo Place mortgage loan is serviced (see Exhibit 33.1)

33.23

Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer under the MSC 2019-L3 PSA pursuant to which the Wells Fargo Place mortgage loan is serviced (see Exhibit 33.2)

33.24a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the MSC 2019-L3 PSA pursuant to which the Wells Fargo Place mortgage loan is serviced (see Exhibit 33.15a)

33.24b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the MSC 2019-L3 PSA pursuant to which the Wells Fargo Place mortgage loan is serviced (see Exhibit 33.15b)

33.25

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the MSC 2019-L3 PSA pursuant to which the Wells Fargo Place mortgage loan is serviced (see Exhibit 33.6)

33.26

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the MSC 2019-L3 PSA pursuant to which the Wells Fargo Place mortgage loan is serviced (see Exhibit 33.7)

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

34.8

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer prior to September 18, 2023 under the MAD 2019-650M TSA pursuant to which the 650 Madison Avenue mortgage loan is serviced (see Exhibit 34.2)

34.9

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator and custodian under the MAD 2019-650M TSA pursuant to which the 650 Madison Avenue mortgage loan is serviced (see Exhibit 34.4)

34.10

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant under the MAD 2019-650M TSA pursuant to which the 650 Madison Avenue mortgage loan is serviced (see Exhibit 34.5)

34.11

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the MAD 2019-650M TSA pursuant to which the 650 Madison Avenue mortgage loan is serviced (see Exhibit 34.7)

34.12

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan is serviced

34.13

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer prior to May 5, 2023 under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan is serviced (see Exhibit 34.12)

34.14

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan is serviced (see Exhibit 34.3)

34.15a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan is serviced

34.15b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan is serviced

34.16a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan is serviced

34.16b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan is serviced

34.17

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2019-B15 PSA pursuant to which the Austin Landing Mixed-Use mortgage loan is serviced (see Exhibit 34.12)

34.18

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer with respect to the Austin Landing Mixed-Use loan combination under the Benchmark 2019-B15 PSA pursuant to which the Austin Landing Mixed-Use mortgage loan is serviced (see Exhibit 34.12)

34.19

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator and custodian under the Benchmark 2019-B15 PSA pursuant to which the Austin Landing Mixed-Use mortgage loan is serviced (see Exhibit 34.4)

34.20

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant under the Benchmark 2019-B15 PSA pursuant to which the Austin Landing Mixed-Use mortgage loan is serviced (see Exhibit 34.5)

34.21

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the Benchmark 2019-B15 PSA pursuant to which the Austin Landing Mixed-Use mortgage loan is serviced (see Exhibit 34.7)

34.22

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer under the MSC 2019-L3 PSA pursuant to which the Wells Fargo Place mortgage loan is serviced (see Exhibit 34.1)

34.23

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as general special servicer under the MSC 2019-L3 PSA pursuant to which the Wells Fargo Place mortgage loan is serviced (see Exhibit 34.2)

34.24a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the MSC 2019-L3 PSA pursuant to which the Wells Fargo Place mortgage loan is serviced (see Exhibit 34.15a)

34.24b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the MSC 2019-L3 PSA pursuant to which the Wells Fargo Place mortgage loan is serviced (see Exhibit 34.15b)

34.25

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the MSC 2019-L3 PSA pursuant to which the Wells Fargo Place mortgage loan is serviced (see Exhibit 34.6)

34.26

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the MSC 2019-L3 PSA pursuant to which the Wells Fargo Place mortgage loan is serviced (see Exhibit 34.7)

35	Servicer compliance statements. (see Explanatory Note #7)

35.1	Servicer Compliance Statement, Wells Fargo Bank, National Association, as master servicer
35.2	Servicer Compliance Statement, LNR Partners, LLC, as special servicer

35.3	Servicer Compliance Statement, Citibank, N.A., as certificate administrator

35.4

Servicer Compliance Statement, LNR Partners, LLC, as special servicer prior to September 18, 2023 under the MAD 2019-650M TSA pursuant to which the 650 Madison Avenue mortgage loan is serviced (see Exhibit 35.2)

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

Date: March 28, 2024

Citigroup Commercial Mortgage Securities Inc.

(Depositor)

/s/ Richard Simpson
Richard Simpson, President